Form 10-K
period 2003-12-31
CABCO TRUST FOR BELLSOUTH DEBENTURES
filed 2004-03-29
CIK 1269981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 22, 2004, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

                                Table of Contents


                                                                                                 Page
                                                                                                 ----
Introductory Note                                                                                 5

Part I.

Item 1. Business.                                                                                 6

Item 2. Properties.                                                                               6

Item 3. Legal Proceedings.                                                                        6

Item 4. Submission of Matters to a Vote of Security Holders.                                      6

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.                                                                   6

Item 6. Selected Financial Data.                                                                  6

Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                       6

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.                              6

Item 8. Financial Statements and Supplementary Data.                                              6

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.                                                              7

Part III.

Item 10. Directors and Executive Officers of the Registrant.                                      7

Item 11. Executive Compensation.                                                                  7

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.                                                                              7

Item 13. Certain Relationships and Related Transactions.                                          7

Part IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                        7

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

(c) Not Applicable.

(d) Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March 2004.

                       CORPORATE ASSET BACKED CORPORATION
                               as Depositor of the
                      CABCO Trust for Bellsouth Debentures

                          By: /s/ Robert D. Vascellaro
                              ------------------------
                          Name: Robert D. Vascellaro
                          Title: Vice President

                                  EXHIBIT INDEX

Exhibit No. Description of Document

99.1 Trustee Statement of Compliance with respect to CABCO Trust for BellSouth Debentures.

99.2-99.3*        Reports on Form 8-K filed by Corporate Asset Backed
                  Corporation during the Fiscal Year on behalf of CABCO Trust for BellSouth Debentures that included distribution reports to the Certificateholders: Form 8-Ks filed on April 22, 2003; and
                  October 30, 2003.

* Previously filed with the Securities and Exchange Commission.